Form 10-K/A
period 2002-03-31
HONDA AUTO RECEIVABLES 2002-1 OWNER TRUST
filed 2003-10-03
CIK 1166037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                   FORM 10-K/A
                                   -----------

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

                       Commission file number 333-71022-01


                    HONDA AUTO RECEIVABLES 2002-1 OWNER TRUST
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

                  ===================================== ===================================

                                DELAWARE                            01-6172974
                  ===================================== ===================================

                    (State or other jurisdiction of              (I.R.S Employer
                             incorporation)                    Identification No.)
                  ===================================== ===================================
======================================================= =====================================================

                 700 VAN NESS AVENUE
                     TORRANCE, CA                                              90501
======================================================= =====================================================

       (Address of principal executive offices)                              (Zip Code)
======================================================= =====================================================

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

--------------------------------------------------------------------------------


PART I


Item 1.  Business


   The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 2002-1 Owner Trust as of March 31, 2002 :


1. Delinquent Contracts:

                                                               CONTRACTS                     AMOUNT ($000'S)
                                                               ---------                     ---------------
a. 31 - 60 Days Delinquent                                         1,633                              21,625
b. 61 - 90 Days Delinquent                                           158                               2,008
c. 91 Days or More Delinquent                                          1                                   2

2. Delinquent Ratio:

                                                                                            AMOUNT ($000'S)
                                                                                            ---------------
a. Delinquent Balance                                                                                23,635
b. Total Pool Balance                                                                             1,879,711
c. Delinquency Ratio                                                                                  1.26%

3. Aggregate Net Losses:

                                                                                             AMOUNT ($000'S)
                                                                                             ---------------
a. Cumulative Net Losses                                                                                 179
b. Original Portfolio                                                                              2,082,212
c. Aggregate Loss Ratio                                                                                0.01%

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

--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------


PART III


Item 10. Directors and Executive Officers of the Registrant
          N/A


Item 11. Executive Compensation
          N/A


Item 12. Security Ownership of Certain Beneficial Owners and Management
          N/A


Item 13. Certain Relationships and Related Transactions
          N/A

--------------------------------------------------------------------------------


PART IV


Item14. Exhibits, Annual Account's Report, and Reports on Form 8-K.


(a) Exhibits


The exhibits listed on the accompanying Exhibit Index are filed as part of this report.


(b) Reports


FORM 8K         REPORTS                                       DATE
                -------                                       ----
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


--------------------------------------------------------------------------------


SIGNATURES
----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      American Honda Receivables Corp.


                                      By: /s/ Y. Takahashi
                                          ----------------------------
                                          Name:  Y. Takahashi
                                          Title: President



October 4, 2003

                                  EXHIBIT INDEX



EXHIBIT NUMBER     DESCRIPTION                          METHOD OF FILING
--------------     -----------                          ----------------

99(a)              Independent Accountants' Report      Filed herewith.

99(b)              Annual Statement                     Filed herewith.