Form 10-K/A
period 2003-03-31
HONDA AUTO RECEIVABLES 2002-1 OWNER TRUST
filed 2004-02-19
CIK 1166037

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

(a) Exhibits (1)

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

3. Based on my knowledge, the distribution and servicing information required to be provided to the trustee by the servicer under the related sale and servicing agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the related sale and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the sale and servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers, or similar procedure as set forth in the sale and servicing agreement, that is included in these reports.

Date: February 19, 2004



/s/ John I. Weisickle
---------------------
John I. Weisickle
Treasurer of
American Honda Receivables Corp.,
as depositor of
Honda Auto Receivables 2002-1 Owner Trust

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